Form 10QSB
period 1999-09-30
UNITED RACEWAYS INC
filed 1999-11-16
CIK 1069184

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the transition period from ________ to __________

Commission file number
---------

United Raceways, Inc.
-------------------------------------
(Name of small business issuer in its charter)

Delaware                                        95-4695878
(State of other jurisdiction of            (I.R.S. Employer
incorporation or organization			 Identification No.

860 Via de la Paz, Suite E-1  Pacific Palisades, CA  90272
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (310) 230-6100


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 1999: 718,400 shares of common stock, par value $.01.











                      UNITED RACEWAYS, INC.





PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements------------------------------3

Balance Sheet-------------------------------------3

Statement of Operations for the Nine Months Ended September
30, 1999 and for the Period From May 29,1998 (Date of
Inception) to September 30, 1999------------------4

Statement of Changes in Stockholders' Deficiency for the Period from May 29, 1998 (Date of Inception) to September 30, 1999-----------------------------5

Statement of Cash Flows
For the Nine Months Ended September 30, 1999 and for the Period from May 29, 1998 (Date of Inception) to September 30, 1999-----------------------------6

Notes to Financial Statements
as of September 30, 1999--------------------------7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations----11


PART II - OTHER INFORMATION

SIGNATURES---------------------------------------12









PART 1 -  FINANCIAL STATEMENTS

Item 1:  FINANCIAL STATEMENTS


UNITED RACEWAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 1999


ASSETS

CASH									$	130

    									$	130


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES			$   61,946

		Total liabilities					    61,946

STOCKHOLDERS' DEFICIENCY
Common stock, $.01 par value; 10,000,000 shares authorized,
718,400 shares issued and outstanding 		      7,184
Accumulated deficit during development stage				   (69,000)

		Total stockholders' deficiency		   (61,816)

                           									$	  130



























UNITED RACEWAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
AND FOR THE PERIOD FROM MAY 29, 1998 (DATE OF INCEPTION)
TO SEPTEMBER 30, 1999



				         CUMULATIVE FROM
             MAY 29, 1998		         NINE MONTHS
				        (INCEPTION) TO	         ENDED
				        SEPTEMBER 30, 1999	     SEPTEMBER 30, 1999


INCOME			     $   		-		                   $		-

EXPENSES:
	Compensation			       60,000			               60,000
	Consulting fees			     2,500			                 -
	Organization expense		   184			                 -
	Professional fees			   5,134			                1,005
	Transfer agent fees		   876			                  -
	Corporate filing fees	  196                     72
	Bank service fees			    110	                     40

		Total expenses		      69,000			               61,117

NET LOSS		     		$    (69,000)	         $	     (61,117)




Weighted average number of
shares outstanding during
period -  basic and diluted	     704,704			     718,400

Net loss per common share -
Basic and diluted			             (0.0979)			    (0.0851)


















UNITED RACEWAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM MAY 29, 1998 (DATE OF INCEPTION)
TO SEPTEMBER 30, 1999






                     Common Stock   Additional Deficit           Total
                                    Paid-in    Accumulated
                                    Capital    During
                                               Development
                                               Stage
Common stock            $7,184      $  -        $ -              $7,184
issuance

Net loss for
the period
ended                      -           -        (7,883)          (7,883)
December 31,
1998

Balance at
December 31,           7,184           -        (7,883)           (699)
1998

Net loss for
the nine
months ended            -              -        (61,117)          (61,117)
September
30, 1999

Balance at
September              $7,184        $ -         $(69,000)        $ (61,816)
30, 1999





UNITED RACEWAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
AND FOR THE PERIOD FROM MAY 29, 1998 (DATE OF INCEPTION)
TO SEPTEMBER 30, 1999



                           CUMULATIVE FROM MAY             NINE MONTHS ENDED
                           29, 1998 (INCEPTION)            SEPTEMBER 30, 1999
                           TO SEPTEMBER 30, 1999
                           NINE MONTHS ENDED
                           SEPTEMBER 30, 1999
CASH FLOWS FROM
OPERATING ACTIVITIES:



Net (loss)                    $ (69,000)                      $(61,117)

Adjustments to
reconcile net (loss)
to net cash (used in)
operating activities:
(Increase) decrease in
accounts payable and             61,946                         61,005
accrued expenses

Net cash (used in)
operating activities             (7,054)                        (112)

CASH FLOWS FROM
INVESTING ACTIVITIES:            ____-____                  _______-_____

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from issuance
 of common stock                 7,184__                   ____-_______

Net cash provided by
financing activities             7,184__                       -___

NET CHANGE IN CASH               130                         (112)

CASH, beginning of
period                             -____                     242___

CASH, end of period              $ 130                      $ 130




UNITED RACEWAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Organization and Business Operations

United Raceways, Inc. (a development stage company) ("the Company") was incorporated in Delaware on May 29, 1998 to engage in, conduct or promote any lawful business activity for which corporations may be organized under Delaware Law. At June 30, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to achieve its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

B.	Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax benefit arising from the Company's net operating loss at June 30, 1999 because any deferred tax benefit has been fully offset by a valuation allowance.

E.	Stock Options

In accordance with the Statement of Financial Accounting
Standards No. 123 ("SFAS 123") the Company has elected to account for Stock Options under Accounting Principles Board Option No. 25
("APB Opinion No. 25") and related interpretations.

F.    Earnings Per Share

Net loss per common share is computed using the weighted average common shares outstanding as defined by Statement of Financial
Accounting Standards, No. 128, "Earnings per Share".

NOTE 2 - STOCKHOLDERS' DEFICIENCY

A. Common Stock

The Company is authorized to issue 10,000,000 shares of common stock at $.01 par value. The Company issued 700,000 shares for cash and 18,400 shares for organizational expenses.

On July 14, 1998, the Company's Board of Directors authorized the Company to issue and sell up to 1,000,000 shares of common stock pursuant to Rule 504 of Regulation D under the Securities Act of 1933. The resolution remains in effect as of the date of this report.

B. Stock Options

On August 1, 1999, the board of Directors granted stock options to key employees and directors to purchase common stock of the Company.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options.
Accordingly, no compensation cost has been recognized for options issued as of September 30, 1999. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for award, consistent with Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation" (Statement No. 123) the Company's net loss for the nine months ended September 30, 1999 and for the period from May 29, 1998 (inception) to September 30, 1999 would have been increased to the pro-forma amounts indicated below.






UNITED RACEWAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999

NOTE 2 - STOCKHOLDERS' DEFICIENCY - CONT'D




                                           9/30/99      Inception to
                                                          9/30/99
Net loss                As reported        $(61,117)       (69,000)

                         Pro forma         $ (99,829)     (107,712)
Net loss per
share                   As reported        $ (.0851)       (.0979)


                         Pro forma          $(.1390)        (.1528)


The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net loss for future years due to, among other things, the effects of vesting.

For financial statement disclosure purposes, the fair market value of each stock option grant is estimated on the date of grant using the minimum value method in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.532%, and expected term of two years.

A summary of the Company's Plan as of September 30, 1999 and changes during the year is presented below:


                             Number of Shares        Weighted-Average
                                                      Exercise Price

Stock Options

Balance at beginning
of period                          -                        -

Granted                        200,000                   $1.00

Exercised                         -                        -

Forfeited                        -                        -

Balance at end of
period                         200,000                  $1.00

Options exercisable at
end of period                  200,000                  $1.00

Weighted average fair
value of options
granted during the
period                                                    $.19




UNITED RACEWAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999

NOTE 2 - STOCKHOLDERS - DEFICIENCY - CONT'D

The following table summarizes information about options outstanding at September 30, 1999:

           Options Outstanding                         Options Exercisable
Range of      Number        Weighted-      Weighted    Number       Weighted
Exercise      Outstanding   Average        Average     Exercisable  Average
Price         at June 30,   Remaining      Exercise    At June 30,  Exercise
                 1999       Contractual    Price       1999         Price
                              Life
$1.00         $200,000       2.0           $1.00       200,000      $1.00

Through the date of this report, outstanding stock options totaled 200,000.

NOTE 3 - OFFICER COMPENSATION

On August 1, 1999, effective January 1, 1999, the Company entered into an agreement with two officers providing for an annual salary of $60,00 per officer. Payment of the salaries has been deferred until there is sufficient cash flow in the Company.
Once cash flow begins, the salary will be paid to the individuals on a monthly basis. As of September 30, 1999, $60,000 in salaries has been accrued.

































Item II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the results of operations and financial condition should be read in conjunction with the audited
financial  statements and  related  notes  appearing   subsequently
under  the  caption   "Financial Statements".

Cautionary Statement on Forward-Looking Statements

     From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Commission in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the Company contained in this Form 10-SB registration statement.

     The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

     The Company was formed on May 29, 1998 and is in the development stage. To date, the Company has not conducted any business operations or had any sales revenue. To accomplish its business objectives, the Company intends to locate and enter into strategic business combinations in the motor car race tract industry. The Company has no plans to purchase or sell any significant equipment. There will be no change in the number of employees.

Liquidity and Capital Resources

     The Company currently believes that it has adequate cash resources to fund current operations. There can be no assurance, however, that the Company's actual capital needs will not exceed anticipated levels, or that the Company will generate sufficient revenues to fund its operations in the absence of other sources.

     In July 1998, the Company received $7,000 from the sale of 718,400 shares of common stock in an offering which was exempt from registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended (the "Act").











                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED RACEWAYS, INC.
                                      (Registrant)


Date:    November 15, 1999           By:   /s/ Calvin Shieh
                                            ----------------------
                                            Calvin Shieh, Chief
						                                      Executive Officer
                                            (Duly Authorized Signatory)


Date:    November 15, 1999           By:   /s/ Wayne Story
                                            ---------------------
                                            Wayne Story, Chief
                                            Financial Officer
                                           (Duly Authorized Signatory)















14

10