Form 10QSB
period 1999-12-31
SQUARE SHOOTER INTERNATIONAL LTD
filed 2000-06-15
CIK 1069184

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                 [ ] Transition report under section 13 or 15(d)
                              of the Exchange Act.

                         COMMISSION FILE NUMBER 0-27153

                      SQUARE SHOOTER INTERNATIONAL LIMITED
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4695878
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                     918 ENGLAND DRIVE, KNOXVILLE, TN 37920
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (877) 340-0837
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

             1130 FIRETHORN WAY, KNOXVILLE, TN 37923 (423) 531-5620
         (Former address and phone number if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of December 31, 1999, there were 16,315,406 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                      SQUARE SHOOTER INTERNATIONAL, LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                            10-QSB Quarterly Report

                                      INDEX

     PART I. FINANCIAL INFORMATION                            Page Numbers

       Item 1. Financial Statements

           BALANCE SHEETS AT DECEMBER 31, 1999 (UNAUDITED) AND
           SEPTEMBER 30, 1999                                        2

           UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998 AND FROM
           JUNE 1, 1998 (INCEPTION) TO DECEMBER 31, 1999
           (UNAUDITED)                                               3

           UNAUDITED STATEMENTS OF CASHFLOW FOR THE THREE MONTHS
           ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998 AND FROM
           JUNE 1, 1998 (INCEPTION) TO DECEMBER 31, 1999
           (UNAUDITED)                                               4

           NOTES TO FINANCIAL STATEMENTS                             5-6



       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations        7

     PART II. OTHER INFORMATION


           Item 2. Changes in Securities and Use of Proceeds         8


           Item 6. Exhibits and Reports filed on Form 8-K            8

                    Signatures                                       9

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements

                    SQUARE SHOOTER INTERNATIONAL, LIMITED
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


                                              December 31,
                                                  1999           September 30,
                                              (Unaudited)            1999
                                            --------------     ---------------

                                     ASSETS
CURRENT ASSETS
  Cash                                    $       20,530     $         9,646
                                            --------------     ---------------
   Total Current Assets                           20,530               9,646
                                            --------------     ---------------

PROPERTY & EQUIPMENT - NET                        64,270              64,270
                                            --------------     ---------------
TOTAL ASSETS                              $       84,800     $        73,916
------------                                ==============     ===============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable                        $       24,644     $        85,672
                                            --------------     ---------------
   Total Current Liabilities                      24,644              85,672
                                            --------------     ---------------

TOTAL LIABILITIES                                 24,644              85,672
                                            --------------     ---------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   16,315,406 and 14,500,000 shares
   issued and outstanding                         16,315              14,500
  Additional paid-in capital                   1,848,032             205,590
  Accumulated deficit during
   development stage                          (1,804,191)           (231,846)
                                            --------------     ---------------
   Total Stockholders' Equity
   (Deficiency)                                   60,156             (11,756)
                                            --------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
------------------------------------
  EQUITY (DEFICIENCY)                     $       84,800     $        73,916
  -------------------                       ==============     ==============


               See accompanying notes to financial statements.

                    SQUARE SHOOTER INTERNATIONAL, LIMITED
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                  For the Period
                                  For the Three  For the Three     From June 1,
                                  Months Ended    Months Ended  1998 (Inception)
                                  December 31,    December 31,    to December
                                      1999           1998           31, 1999
                                 -------------    -----------    --------------
SALES                          $        -              -              357,029

COST OF GOODS SOLD                      -              -              294,660
                                 -------------    -----------    --------------

GROSS PROFIT                            -              -               62,369
                                 -------------    -----------    --------------

OPERATING EXPENSES
  Contract services                1,550,190           -            1,619,988
  Royalty expense                       -              -               43,000
  Travel expense                       6,493           -               38,780
  Research and development              -              -              100,835
  Selling, general and
  administrative                      16,012           -               64,522
                                 -------------    -----------    --------------
   Total Operating Expenses        1,572,695           -            1,867,125
                                 -------------    -----------    --------------

LOSS FROM OPERATIONS              (1,572,695)          -           (1,804,756)
                                 -------------    -----------    --------------

OTHER INCOME                             350           -                  565
                                 -------------    -----------    --------------

LOSS BEFORE PROVISION FOR
  INCOME TAX                      (1,572,345)          -           (1,804,191)
                                 -------------    -----------    --------------

PROVISION FOR INCOME TAXES              -              -                 -
                                 -------------    -----------    --------------

NET LOSS                       $  (1,572,345)   $      -       $   (1,804,191)
--------                         =============    ===========    ==============

Net loss per share             $       (0.10)   $      -       $        (0.12)
                                 =============    ===========    ==============

Weighted average number of
  shares outstanding - basic
  and diluted                      15,597,529      14,500,000       14,670,992
                                 =============    ===========    =============

               See accompanying notes to financial statements.

                    SQUARE SHOOTER INTERNATIONAL, LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                       For the period
                                  For the three       For the three     from June 1.
                                   month period       month period          1998
                                      ended              ended         (inception) to
                                   December 31,       December 31,       December 31,
                                       1999               1998              1999
                                  -------------       -------------    ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Loss                        $  (1,572,345)      $         -      $   (1,804,191)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
   Stock issued to consultants        1,500,000                 -           1,500,000
  Changes in assets and
  liabilities:
   Accounts payable                     (61,028)                -              24,644
                                  -------------       -------------    ---------------
     Net Cash Used In
      Operating Activities             (133,373)                -            (279,547)
                                  -------------       -------------    ---------------

 CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
   equipment                               -                    -             (64,270)
                                  -------------       -------------    ---------------
     Net cash used in
     investing activities                  -                    -             (64,270)
                                  -------------       -------------    ---------------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from private
   placement, net of offering
   cost                                 144,257                 -             364,347
                                  -------------       -------------    ---------------
     Net cash provided by
      financing activities              144,257                 -             364,347
                                  -------------       -------------    ---------------
INCREASE IN CASH AND CASH
  EQUIVALENTS                            10,884                 -              20,530

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                     9,646                 -                -
                                  -------------       -------------    ---------------
CASH AND CASH EQUIVALENTS
-------------------------
  - END OF PERIOD                 $      20,530       $         -      $       20,530
  ---------------                 =============       =============    ===============

               See accompanying notes to financial statements.

                    SQUARE SHOOTER INTERNATIONAL, LIMITED
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999

NOTE 1      BASIS OF PRESENTATION

            The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

            It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

            For further information, refer to the financial statements and footnotes included in the Company's Form 8-K/A filed on November 8, 1999.

NOTE 2      STOCKHOLDERS' EQUITY

            (A) Issuance of Common Stock for Cash

            During the three months ended December 31, 1999, the Company issued 115,406 shares of common stock for proceeds of $144,257.

            (B) Issuance of Common Stock for Services

            During the three months ended December 31, 1999, 1,200,000 common shares were issued for services to a consultant. The shares were valued at $1,500,000, based upon recent issuance of Square Shooter International Limited common stock sold pursuant to private placements.

            (C) Recapitalization

            Pursuant to the merger discussed in Note 3, the 500,000 shares of United Raceway common stock that were outstanding at the merger date were recorded on the Company's books at par value with an offsetting charge to paid-in capital of $500. The accumulated deficit, in the amount of $61,946, of United Raceways at the time of merger was also charged to paid-in capital.

                    SQUARE SHOOTER INTERNATIONAL, LIMITED
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999


NOTE 3      MERGER

            On November 5, 1999, Square Shooter International, LLC consummated an Agreement and Plan of Merger with United Raceways, Inc. The agreement called for the members of Square Shooter International, LLC to convert their units into 14,500,000 shares of United Raceways, Inc. common stock. Upon completion of the merger, Square Shooter International, LLC was dissolved and United Raceways, Inc. was the surviving entity. United Raceways then changed its name to Square Shooter International Limited. This business combination was treated as a recapitalization of Square Shooter International, LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the results of our operations for the period, and our financial condition:

General
-------
Square Shooter's business is the development, manufacture and marketing through wholesale and retail outlets, of a line of water and organic-based fertilizer delivery systems for the lawn and garden markets. The Company has been a development-stage company with its activities consisting primarily of continued research and development, test marketing of products and raising of funds.

Merger
------
On November 5, 1999, Square Shooter International, LLC consummated an Agreement and Plan of Merger with United Raceways, Inc. The agreement called for the members of Square Shooter International, LLC to convert their units into 14,500,000 shares of United Raceways, Inc. common stock. Upon completion of the merger, Square Shooter International, LLC was dissolved and United Raceways, Inc. was the surviving entity. United Raceways then changed its name to Square Shooter International Limited. This business combination was treated as a recapitalization of Square Shooter International, LLC.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999
------------------------------------------------------------
The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

For the period since inception (June 1, 1998) through December 31, 1999, during the Company's development stage, the Company has a $20,500 cash balance, and has generated a net loss of ($1,804,191). While there were no revenues generated during the current period, the Company had total operating expenses of $1,572,695, consisting of $1,550,190 for consulting services provided to the Company during its development stage, (of which $1,500,000 was for stock issued to consultants), $16,012 for general and administrative expenses and $6,492 for travel expense. There were no operations for the comparable period a year ago.

In this period, the Company completed a test marketing program for its lawn sprinkling products at a major home improvement retail chain. The Company was also successful in qualifying for purchase of its lawn sprinkling products at the largest retail chain in the United States.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
The Company has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock through private placements of its securities. For the current period, the Company received $144,257 in cash proceeds from the sale of its common stock. The Company intends to seek financing in the current year from continued sales of its securities through private placements, issuance of debt securities, bank borrowings and may offer its securities in a public offering.

PART II   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     During the three months ended December 31, 1999 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

     On November 5, 1999, the merger date between United Raceways and Square Shooter LLC, pursuant to the merger agreement, 14,500,000 common shares were issued by the Company in exchange for membership units, 4,862,000 of which shares were issued to non-affiliate employees and consultants. The employee/consultant shares were registered under Securities Act of 1933 Form S-8, as amended.

     During the three months ended December 31, 1999, the Company sold 115,406 shares of common stock to accredited investors for cash proceeds of $144,257.

     During the three months ended December 31, 1999, the Company issued an aggregate 1,200,000 common shares for consulting services. The Company has valued these shares at $1,500,000.


Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

       Exhibit No.     Description
       ----------      -----------
           27          Financial Data Schedule


       (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SQUARE SHOOTER INTERNATIONAL LIMITED
                                        ------------------------------------
                                        Registrant


 June 15, 2000                      By:      /s/ Edgar O. Harman
 ------------                           --------------------------------
                                            Edgar O. Harman
                                            Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule