Form 10QSB
period 2000-03-31
SQUARE SHOOTER INTERNATIONAL LTD
filed 2000-06-15
CIK 1069184

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As of March 31, 2000, there were 16,544,236 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                      SQUARE SHOOTER INTERNATIONAL, LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                             10-QSB Quarterly Report

                                      INDEX

     PART I. FINANCIAL INFORMATION                            Page Numbers

       Item 1. Financial Statements

           BALANCE SHEETS AT MARCH 31, 2000 (UNAUDITED) AND
           SEPTEMBER 30, 1999                                        2

           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX
           MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND
           FROM JUNE 1, 1998 (INCEPTION) TO MARCH 31, 2000
           (UNAUDITED)                                               3

           STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED
           MARCH 31, 2000 AND MARCH 31, 1999 AND FROM
           JUNE 1, 1998 (INCEPTION) TO MARCH 31, 2000
           (UNAUDITED)                                               4

           NOTES TO FINANCIAL STATEMENTS                             5

       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations        6

     PART II. OTHER INFORMATION


           Item 2. Changes in Securities and Use of Proceeds

           Item 6. Exhibits and Reports filed on Form 8-K            7

                    Signatures                                       8

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements


                    SQUARE SHOOTER INTERNATIONAL, LIMITED
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                              March 31, 2000    September 30,
                                               (Unaudited)           1999
                                              --------------    -------------

                                      ASSETS
CURRENT ASSETS
  Cash                                      $      74,179      $       9,646
                                              -------------      -------------
   Total Current Assets                            74,179              9,646
                                              -------------      -------------

PROPERTY & EQUIPMENT - NET                         98,655             64,270
                                              -------------      -------------

TOTAL ASSETS                                $     172,834      $      73,916
------------
                                              =============      =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable                          $      39,635      $      85,672
                                              -------------      -------------
   Total Current Liabilities                       39,635             85,672
                                              -------------      -------------

TOTAL LIABILITIES                                  39,635             85,672
                                              -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   16,544,236 and 14,500,000 shares
   issued and outstanding                          16,545             14,500
  Additional paid-in capital                    2,133,841            205,590
  Accumulated deficit during
   development stage                           (2,017,187)          (231,846)
                                              -------------      -------------
   Total Stockholders' Equity
   (Deficiency)                                   133,199            (11,756)
                                              -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                       $     172,834      $      73,916
  -------------------
                                              =============      =============

               See accompanying notes to financial statements.



                    SQUARE SHOOTER INTERNATIONAL, LIMITED
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                                                                                                         For the
                                 For the Three Months Ended          For the Six Months Ended          Period From
                                ------------------------------   --------------------------------      June 1, 1998
                                    March 31,       March 31,        March 31,         March 31,      (Inception) to
                                      2000            1999             2000              1999         March 31, 2000
                                --------------   -------------   --------------     -------------     ----------------
SALES                           $       -        $    357,029     $       -         $    357,029      $     357,029

COST OF GOODS SOLD                      -             294,660             -              294,660            294,660
                                --------------   --------------   --------------    --------------    ---------------

GROSS PROFIT                            -              62,369             -               62,369             62,369
                                --------------   --------------   --------------    --------------    ---------------

OPERATING EXPENSES
  Advertising                         28,904             -              28,904              -                28,904
  Contract services                  125,904             -           1,676,094              -             1,745,892
  Royalty expense                      7,000           43,000            7,000            43,000             50,000
  Travel expense                      31,417            2,085           37,910             2,085             70,197
  Research and development              -              26,554             -               26,554            100,835
  Selling, general and
   administrative                     19,771            2,256           35,783             2,256             84,293
                                --------------   --------------   --------------    --------------    ---------------
   Total Operating Expenses          212,996           73,895        1,785,691            73,895          2,080,121
                                --------------   --------------   --------------    --------------    ---------------

LOSS FROM OPERATIONS                (212,996)         (11,526)      (1,785,691)          (11,526)        (2,017,752)
                                --------------   --------------   --------------    --------------    ---------------

OTHER INCOME                            -                -                 350              -                   565
                                --------------   --------------   --------------    --------------    ---------------

LOSS BEFORE PROVISION FOR
  INCOME TAX                        (212,996)         (11,526)      (1,785,341)          (11,526)        (2,017,187)
                                --------------   --------------   --------------    --------------    ---------------

PROVISION FOR INCOME TAXES              -                -                -                 -                  -
                                --------------   --------------   --------------    --------------    ---------------

NET LOSS                        $   (212,996)    $    (11,526)    $ (1,785,341)     $    (11,526)     $  (2,017,187)
--------                        ==============   ==============   ==============    ==============    ===============

Net loss per share              $      (0.01)    $      (0.01)    $      (0.11)     $      (0.01)     $       (0.14)
                                ==============   ==============   ==============    ==============    ===============

Weighted average number of
  shares outstanding -
  basic and diluted               16,397,879       14,500,000       15,981,245        14,500,000         14,904,005
                                ==============   ==============   ==============    ==============    ===============

                See accompanying notes to financial statements.


                    SQUARE SHOOTER INTERNATIONAL, LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                       For the period
                                          For the six months ended      from June 1,
                                        ---------------------------         1998
                                         March 31,       March 31,    (inception) to
                                           2000            1999       March 31, 2000
                                        ------------   ------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                              $(1,785,341)   $   (11,526)   $  (2,017,187)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Stock issued to consultants            1,500,000           -           1,500,000
  Changes in assets and liabilities:
   Accounts receivable                         -          (357,029)            -
   Accounts payable                         (46,037)       368,555           39,635
                                        ------------   ------------   ---------------
     Net Cash Used In Operating
      Activities                           (331,378)          -            (477,552)
                                        ------------   ------------   ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and
   equipment                                (34,385)          -             (98,655)
                                        ------------   ------------   ---------------
     Net cash used in investing
     activities                             (34,385)          -             (98,655)
                                        ------------   ------------   ---------------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from private placement,
   net of offering cost                     430,296           -             650,386
                                        ------------   ------------   ---------------
     Net cash provided by financing
      activities                            430,296           -             650,386
                                        ------------   ------------   ---------------
INCREASE IN CASH AND CASH EQUIVALENTS        64,533           -              74,179

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                         9,646           -                -
                                        ------------   ------------   ---------------
CASH AND CASH EQUIVALENTS -
---------------------------
  END OF PERIOD                         $    74,179    $      -       $      74,179
  -------------                         ============   ============   ===============

                 See accompanying notes to financial statements.

                    SQUARE SHOOTER INTERNATIONAL, LIMITED
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000

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

NOTE 2      STOCKHOLDERS' EQUITY

            (A) Issuance of Common Stock for Cash

            During the three months ended March 31, 2000, the Company issued 228,830 shares of common stock for proceeds of $286,038.

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


RESULTS OF OPERATIONS
---------------------
     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

     For the period since inception (June 1, 1998) through March 31, 2000, during the Company's development stage, the Company has a $74,179 cash balance, and has generated a net loss of ($2,017,187).

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999
------------------------------------------------------------
     The Company had no revenues during the current period, compared to sales of $357,029 for the comparable period a year ago, from the sale of its products to a major home improvement retail chain in a test marketing program. During this period, cost of goods sold was $294,660, for a gross profit of $62,369 for the three months ended March 31, 1999. During the current period, the Company had total operating expenses of $212,996, including $125,904 for Contract services, $28,904 for advertising and $19,771 for selling, general and administrative expenses ("SG&A"), compared to total operating expenses of $73,895 for the prior fiscal period ended March 31, 1999, including $43,000 for royalty expense, $26,554 for research and development and $2,256 for SG&A for the three month period ending March 31, 1999.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999
----------------------------------------------------------
     In this current period, the Company completed a test marketing program for its lawn sprinkling products at a major home improvement retail chain. The Company was also successful in qualifying for purchase of its lawn sprinkling products at the largest retail chain in the United States. No revenues were recognized during this period from such activity, compared to $357,029 in sales recorded in the six month period a year ago. The Company had total operating expenses of $1,785,691, comprised primarily of $1,676,094 for contract services, including consulting expense from the issuance of the Company's common stock valued at $1,500,000. Other operating expenses for the period were $28,904 for advertising, $7,000 for royalty expense, $37,910 for travel expense and $35,783 for SG&A. Total operating expenses for the comparable period a year ago totaled $73,895, including $43,000 for royalty expense, $26,554 for research and development and $2,256 for SG&A.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
     The Company has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock through private placements of its securities. For the current three month period, the Company received $286,038 in cash proceeds from the sale of its common stock, for a total of $430,296 for the six months ended March 31, 2000. The Company intends to seek financing in the current year from continued sales of its securities through private placements, issuance of debt securities, bank borrowings and may offer its securities in a public offering.


PART II   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     During the three months ended March 31, 2000, the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

     The Company sold 228,830 shares of common stock to accredited investors for cash proceeds of $286,038.


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