Form 10QSB
period 2000-06-30
SQUARE SHOOTER INTERNATIONAL LTD
filed 2000-09-21
CIK 1069184

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     As of June 30, 2000, there were 16,836,928 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                      SQUARE SHOOTER INTERNATIONAL, LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                             10-QSB Quarterly Report

                                      INDEX

     PART I. FINANCIAL INFORMATION                            Page Numbers

       Item 1. Financial Statements

           BALANCE SHEETS AT JUNE 30, 2000 (UNAUDITED)
           AND SEPTEMBER 30, 1999                                  2

           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
           AND NINE MONTHS ENDED JUNE 30, 2000 AND
           JUNE 30, 1999 AND FROM JUNE 1, 1998 (INCEPTION)
           TO JUNE 30, 2000 (UNAUDITED)                            3

           STATEMENTS OF CASH FLOW FOR THE NINE MONTHS
           ENDED JUNE 30, 2000 AND JUNE 30, 1999
           AND FROM JUNE 1, 1998 (INCEPTION) TO
           JUNE 30, 2000 (UNAUDITED)                               4

           NOTES TO FINANCIAL STATEMENTS                           5

       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations      6-8

     PART II. OTHER INFORMATION

           Item 2. Changes in Securities and Use of Proceeds       8

           Item 6. Exhibits and Reports filed on Form 8-K          8

                    Signatures                                     9

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements

                      SQUARE SHOOTER INTERNATIONAL, LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                             June 30, 2000       September 30,
                                              (Unaudited)            1999
                                            ----------------    --------------

ASSETS
CURRENT ASSETS
  Cash                                      $        8,761      $        9,646
  Accounts receivable                               18,086                -
  Inventories                                      175,039                -
  Loan receivables                                  38,000                -
                                            ----------------    --------------
    Total Current Assets                           239,886               9,646
                                            ----------------    --------------

PROPERTY & EQUIPMENT - NET                         102,938              64,270
                                            ----------------    --------------

TOTAL ASSETS                                $      342,824      $       73,916
------------                                ================    ==============


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable                          $       92,990      $       85,672
                                            ----------------    --------------
    Total Current Liabilities                       92,990              85,672
                                            ----------------    --------------

TOTAL LIABILITIES                                   92,990              85,672
                                            ----------------    --------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $0.001 par value,
    100,000,000 shares authorized,
    16,836,928 and 14,500,000 shares
     issued and outstanding                         16,837              14,500
  Additional paid-in capital                     2,505,488             205,590
  Accumulated deficit during
    development stage                           (2,272,491)           (231,846)
                                            ----------------    --------------
   Total Stockholders' Equity (Deficiency)         249,834             (11,756)
                                            ----------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
----------------------------------
  EQUITY (DEFICIENCY)                       $      342,824      $       73,916
  -------------------                       ================    ===============



                See accompanying notes to financial statements.


                            SQUARE SHOOTER INTERNATIONAL, LIMITED
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                                                                                     For the
                                         For the            For the            For the             For the         Period From
                                          Three              Three           Nine Months         Nine Months      June 1, 1998
                                          Months             Months             Ended               Ended          (Inception)
                                        Ended June         Ended June          June 30,            June 30,            to
                                         30, 2000           30, 1999             2000                1999         June 30, 2000
                                       ------------       ------------       -------------       ------------     --------------
SALES                                  $    20,728        $      -           $    20,728         $   357,029      $    377,757

COST OF GOODS SOLD                          17,163               -                17,163             294,660           311,823
                                       ------------       ------------       -------------       ------------     --------------

GROSS PROFIT                                 3,565               -                 3,565              62,369            65,934
                                       ------------       ------------       -------------       ------------     --------------

OPERATING EXPENSES
  Depreciation                               4,408               -                 4,408                -                4,408
  Advertising                              112,083              8,428            140,987               8,428           154,228
  Contract services                         81,088             17,826          1,757,182              17,826         1,826,980
  Royalty expense                              843               -                 7,843              43,000            50,843
  Travel expense                            10,032              4,878             47,942               6,963            80,229
  Research and development                    -                  -                  -                 26,554           100,835
  Selling, general and
    administrative                          50,415              6,831             86,198               9,087           121,467
                                       ------------       ------------       -------------       ------------     --------------
    Total Operating Expenses               258,869             37,963          2,044,560              111,858        2,338,990
                                       ------------       ------------       -------------       ------------     --------------

LOSS FROM OPERATIONS                      (255,304)           (37,963)        (2,040,995)            (49,489)       (2,273,056)
                                       ------------       ------------       -------------       ------------     --------------

OTHER INCOME                                  -                    38                350                  38               565
                                       ------------       ------------       -------------       ------------     --------------

LOSS BEFORE PROVISION FOR
  INCOME TAX                              (255,304)           (37,925)        (2,040,645)            (49,451)       (2,272,491)
                                       ------------       ------------       -------------       ------------     --------------

PROVISION FOR INCOME TAXES                    -                  -                  -                   -                 -
                                       ------------       ------------       -------------       ------------     --------------

NET LOSS                               $  (255,304)       $   (37,925)       $(2,040,645)        $   (49,451)     $ (2,272,491)
--------
                                       ============       ============       =============       ============     ==============

Net loss per share                     $     (0.02)       $     (0.01)       $     (0.13)        $     (0.01)     $      (0.15)
                                       ============       ============       =============       ============     ==============

Weighted average number of
  shares outstanding - basic
  and diluted                           16,773,226         14,500,000         16,243,378          14,500,000        15,125,868
                                       ============       ============       =============       ============     ==============


                See accompanying notes to financial statements.


                            SQUARE SHOOTER INTERNATIONAL, LIMITED
                                 (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                                                   For the period
                                                For the nine      For the nine      from June 1,
                                                month period      month period         1998
                                                   ended             ended         (inception) to
                                               June 30, 2000     June 30, 1999      June 30, 2000
                                               --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $ (2,040,645)     $    (49,451)     $ (2,272,491)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Stock issued to consultants                   1,500,000              -            1,500,000
    Depreciation                                      4,408              -                4,408
Changes in assets and liabilities:
    Accounts receivable                             (18,086)             -              (18,086)
    Inventories                                    (175,039)             -             (175,039)
    Accounts payable                                  7,318            63,134            92,990
                                               --------------    --------------    --------------
      Net Cash Provided By (Used In)
        Operating Activities                       (722,044)            13,683         (868,218)
                                               --------------    --------------    --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment              (43,076)             -             (107,346)
    Loan receivable                                 (38,000)             -              (38,000)
                                               --------------    --------------    --------------
      Net cash used in investing
      activities                                    (81,076)             -             (145,346)
                                               --------------    --------------    --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from private placement,
    net of offering cost                            802,235              -            1,022,325
                                               --------------    --------------    --------------
      Net cash provided by financing
        activities                                  802,235              -            1,022,325
                                               --------------    --------------    --------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          (885)           13,683             8,761

CASH AND CASH EQUIVALENTS - BEGINNING
  OF PERIOD                                           9,646              -                 -
                                               --------------    --------------    --------------

CASH AND CASH EQUIVALENTS - END OF
-----------------------------------
  PERIOD                                       $      8,761      $     13,683      $      8,761
  ------                                       ==============    ==============    ==============




                See accompanying notes to financial statements.

                      SQUARE SHOOTER INTERNATIONAL, LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE 1  BASIS OF PRESENTATION

               The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

NOTE 2  INVENTORIES

               Inventories consist of finished goods purchased from the Company's manufacturer. Inventories are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE 3  STOCKHOLDERS' EQUITY

               (A) Issuance of Common Stock for Cash

               During the three months ended June 30, 2000, the Company issued 292,692 shares of common stock for proceeds of $371,940.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion relates to the results of our operations for the period, and our financial condition:

General
-------

     Square Shooter's business is the development, manufacture and marketing through wholesale and retail outlets, of a line of water and organic-based fertilizer delivery systems for the lawn and garden markets. The Company has been a development-stage company with its activities consisting primarily of continued research and development, test marketing of products and raising of funds. The Company's primary products are skid-mount, movable square sprinklers and canister square sprinklers for in-ground system installation.


RESULTS OF OPERATIONS
---------------------
     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

     For the period since inception (June 1, 1998) through June 30, 2000, during the Company's development stage, the Company has total current assets of $239,886, consisting of $8,761 cash, $56,000 in receivables and $175,000 in inventory. Inventory is comprised of product in the Company's warehouse and product awaiting shipment to the U.S. from Taiwan. Since inception the Company has accumulated net losses of $(2,272,491).

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999
------------------------------------------------------------
     The Company had revenues of $20,728 during the current period from the sale of its skid-mount sprinklers to a major retail chain in a test marketing program. This compares to no revenues for the comparable period a year ago. During this period, cost of goods sold was $17,163, for a gross profit of $3,565 for the three months ended June 30, 2000. During the current period, the Company had total operating expenses of $258,869, including $81,088 for Contract services, $112,083 for advertising and$50,415 for selling, general and administrative expenses ("SG&A"), compared to total operating expenses of $37,963 for the prior fiscal period ended June 30, 1999, including $17,826 for contract services and $6,831 for SG&A for the three month period ending June 30, 1999.

Although expenses exceeded income, the company used these sales of skid-mount sprinkler products to a large retailer to test the reliability of this manufactured product. Contracting services for this period were proportionately high; more independent contractor services were required in order to educate the store personnel where the product was offered. Additionally, more money was spent on advertising materials to be placed in the store as Point of Sale displays to attract buyers. For sales to large retailers in the future, the Company plans to use the services of independent sales agents who typically absorb the cost of point of sales materials, rather than the manufacturer.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999
----------------------------------------------------------

     In this current period, the Company completed a test marketing program for its canister lawn sprinkling products at a major home improvement retail chain. The Company was also successful in qualifying the sale of its skid-mount lawn sprinkling products at the largest retail chain in the United States and realized revenues in the third quarter for sales to this customer. Revenues for the nine months ended June 30, 2000 were $20,728, compared to $357,029 in sales recorded in the nine month period a year ago. The Company had total operating expenses of $2,044,560, comprised primarily of $1,757,182 for contract services, including consulting expense from the issuance of the Company's common stock valued at $1,500,000. Other operating expenses for the period were $140,987 for advertising, $7,843 for royalty expense, $47,942 for travel expense and $86,198 for SG&A. Total operating expenses for the comparable period a year ago totaled $111,858, including $43,000 for royalty expense, $26,554 for research and development, $17,826 for contract services and $9,087 for SG&A.

Following the completion of the original testing program (of the canister units) with a large retailer in December 1999, management evaluated the reliability of the product and as a result instituted changes in component parts to improve the product. Another test with an irrigation contractor has been initiated to evaluate our changes and is now underway. No significant sales of canister units have been recorded during the current period while testing is in progress.

Expenses for marketing and securing large retailers were more than expected during this period, but other expenditures were in line with manufacturing costs.

Royalty expenses were usual and ordinary, and will decrease as production numbers go up. Royalty payments are based on a sliding scale and per unit expense is reduced as manufacturing numbers increase.

Marketing was still active during this period and talks with another large retailer was intiated and a commitment secured on our residential skid package. This is another test market using our residential skid unit and was limited to a small area of the Sun Belt in the United States with no anticipation of further sales this year. This is only to test our skid unit. No revenues from this customer for this product were recognized during this period.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
     The Company has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock through private placements of its securities. For the current three month period, the Company received $371,940 in cash proceeds from the sale of its common stock, for a total of $802,235 for the nine months ended June 30, 2000. The Company intends to seek financing in the current year from continued sales of its securities through private placements, issuance of debt securities, bank borrowings and may offer its securities in a public offering.

The company has expended much time and money in testing the various products and believes that we are close to a very good final product. However, there is still need for additional changes in some of the products which will require large amounts of capital and further testing combined with travel and independent contractor services. Our marketing efforts have produced excellent prospects for additional sales with some very large companies as soon as our product is ready. The company has an agreement to co-venture with a large well-established manufacturer as a result of our conservation of water and installation.


PART II   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     During the three months ended June 30, 2000, the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

     The Company sold 292,692 shares of common stock to accredited investors for cash proceeds of $371,940.


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

                                        SQUARE SHOOTER INTERNATIONAL LIMITED
                                        ------------------------------------
                                        Registrant


 September 20, 2000               By:      /s/ Edgar O. Harman
 ------------------                      --------------------------------
                                            Edgar O. Harman
                                            Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule